Form 10-Q
period 1995-06-30
JAM INC
filed 1996-08-12
CIK 765449

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1995

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                       Commission file number   0-15355

                                  J.A.M., INC.
            (Exact name of registrant as specified in its charter)


                               NEW YORK        16-1092174
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


            530 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK  14450
                   (Address of principal executive offices)

                                 (716) 385-6740
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X              No __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      JUNE 30, 1995:  12,274,447 SHARES.


                                      -1-


                    PART I.           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                 J.A.M., INC.
                                Balance Sheets
      As of June 30, 1995 with Comparative Amounts for December 31, 1994
   ________________________________________________________________________

                                                                   6/30/95              12/31/94
Current Assets:                                                  UNAUDITED             Unaudited
Cash and cash equivalents                                             $5,704                    $0
Trade accounts receivable, less
  allowance for doubtful accounts
  of $3,600 in 1994 and 1993                                         234,104               200,557
Inventories                                                            3,285                 2,814
Prepaid expenses                                                       6,126                 6,549
Deposits                                                                5178                     0
     Total current assets                                           $254,397              $209,920
Property, plant and equipment                                        581,061               560,570
Less:  accumulated depreciation
  and amortization                                                   462,129               442,371
     Net property, plant and equipment                               118,932               118,199
                                                                    $373,329              $328,119

Current Liabilities:

Loan -- Officer                                                     $351,050              $323,504
        Other                                                        158,000               135,000
        Binghamton                                                   100,000                     0
Checks drawn in excess of deposits                                         0                34,370
Billing in excess of costs                                                 0                19,262
Accrued payroll--Officer                                              31,621                     0
SARSEP                                                                 1,109                     0
Account payable-trade                                                114,512               155,564
Payroll taxes                                                              0                53,075
Accrued expenses                                                       8,594                12,784

        Total current liabilities                                   $764,886              $733,559

Stockholders' Equity:

Common stock, $.01 par value.
  Authorized 16,000,000 shares;
  issued and outstanding 12,274,447
  shares in 1995 and 1994                                           $122,744              $122,744

Additional paid-in capital                                         3,027,227             3,027,227

Accumulated deficit                                               (3,541,528)           (3,555,411)

        Total stockholders' equity                                 ($391,557)            ($405,440)

                                                                    $373,329              $328,119



See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Operations
                    For the Six-Month Interim Period Ended
            June 30, 1995 with Comparative Amounts to June 30, 1994
     ____________________________________________________________________

                                          Quarter           Quarter             Six              Six
                                           Ended             Ended           Months           Months
                                          6/30/95           6/30/94          6/30/95          6/30/94
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                      $537,424          $41,246         $670,916         $187,656
Cost of sales                                   215,080           20,360          359,677          120,356
     Gross profit                              $322,344          $20,886         $311,239          $67,300
Selling, general and administrative
  expenses                                      137,622           17,037          269,049          157,090
  Operating profit (loss)                      $184,722           $3,849          $42,190        ($89,790)
Other income (expense):
  Gain/loss on disposal of asset                  5,000            1,100            5,000           16,712
  Interest income                                     0                0                0                0
  Interest expense                              -18,424           -1,640          -33,308           -7,339
                                                -13,424             -540          -28,308            9,373
Net earnings (loss)
  before income taxes                          $171,298           $3,309          $13,882        ($80,417)
Income taxes                                          0                0                0              374
     Net earnings (loss)                       $171,298           $3,309          $13,882        ($80,791)
Net earnings (loss) per common share,
  based upon the weighted average
  common shares outstanding during
  each period                                     $0.01            $0.00            $0.00          ($0.01)
Weighted average number of shares            12,274,447       12,274,447       12,274,447       12,274,447



                See accompanying notes to financial statements

                                 J. A.M., INC.
                           Statements of Cash Flows
                    For the Six-Month Interim Period Ended
            June 30, 1995 with Comparative Amounts to June 30, 1994
     _____________________________________________________________________

                                                             Six                 Six
                                                           Months               Months
                                                            Ended               Ended
                                                           6/30/85             6/30/94
                                                         (UNAUDITED)         (Unaudited)
Cash flow from operating activities:
  Net earnings (loss)                                           $171,298              $3,310
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                             10,749               2,000
  Changes in assets and liabilities:
    (Increase) decrease in:
        Trade accounts receivable                               -213,973               1,840
        Inventories                                                                      121
        Prepaid expenses                                                                   0
        Costs and estimated earnings in excess
          of billings on  uncompleted contracts                                            0
        Deposits                                                  -4,979                   0
    Increase (decrease) in:
        Checks in excess of deposits                                                       0
        Accounts payable, trade                                  -22,523             -18,779
        Accrued expenses                                           7,563                 203
  Net cash provided by (used in) operating                     ($51,865)           ($11,305)
activities
Cash flows from investing activities:
  Capital expenditures                                         ($17,377)                  $0
  Sale of vehicle                                                 -5,000                   0
  Net cash used in investing activities                        ($22,377)                  $0

(continued)



                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Cash Flows
                    For the Six-Month Interim Period Ended
            June 30, 1995 with Comparative Amounts to June 30, 1994
    ______________________________________________________________________

                                                           Six                  Six
                                                         Months                Months
                                                          Ended                Ended
                                                         6/30/95              6/30/94
                                                       (UNAUDITED)          (Unaudited)
Cash flow from financing activities:
  Principal payments under long-term debt                     $100,000                   $0
  Principal payments of obligations under
    capital leases                                                   0                    0
  Loan from officer                                              6,792               -3,908
  Loan from shareholder                                        -22,000               33,800
  Restricted cash converted by cash and
    cash equivalents                                                 0                    0
  Net cash provided by financing activities                    $84,792              $29,892
    Net increase (decrease) in cash                            $10,550              $18,587
Cash and cash equivalents at beginning of period                -4,847               -4,454
Cash and cash equivalents at end of period                      $5,703              $14,133
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $18,424                   $0
    Income taxes                                                    $0                   $0

                See accompanying notes to financial statements

                                 J.A.M., INC.
                         Notes to Financial Statements
                            June 30, 1995 and 1994


(1)  Management's Representation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS

Net sales for the second quarter 1995 increased 1300% from the same period in 1994 to $537,424. This $496,178 increase from $41,246 for the comparable
1994 quarter was due to custom development contracts with Fortune 50 customers in the area of interactive multimedia training.

At the end of the second quarter of 1995, the Company had a backlog of $295,000
compared to no order backlog in 1994.   The Company realizes the revenues
generated in the 2nd quarter, 1995 must be maintained in order to have sufficient backlog to sustain operations.

Net earnings for the second quarter of 1995 totaled $171,298 compared to net profit of $3,309 for the respective 1994 quarter. This $167,989 increase was largely due to the Company maintaining control of operating expenses.
The Company sold some assets which were reinvested in upgrading computer resources.

LIQUIDITY


Earnings of $171,298 for the second quarter of 1995 decreased the Company's equity to $(391,557), compared to $(247,480) as of June 30, 1994.
At June 30, 1995, the Company did not have any working capital. Cash on hand totaled $5,704. Net trade receivables, less allowance for doubtful accounts of $3,600, totaled $234,104 at the end of the second quarter.


In April, 1995, the Company developed a banking relationship for a line of credit. The line of credit helped the Company deal with backlogs and advance payments. The Company does not have any other borrowing capabilities.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

      See Exhibit Index

         (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     J.A.M., INC.
                                                     (Registrant)

Dated:   August 4, 1995                   /s/ John A.Marszalek
                                              John A. Marszalek
                                              President, Chief Executive and
                                              Financial Officer

                              EXHIBIT INDEX

Exhibit
Number            Description             Location

27          Financial Data Schedule       Filed only with EDGAR
                                          filing, per Reg. S-K,
                                          Rule 601(c)(1)(v)