Form 10-Q
period 1995-09-30
JAM INC
filed 1996-08-12
CIK 765449

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarter period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X              No __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    SEPTEMBER 30, 1995:  12,274,447 SHARES.


                                      -1-


                    PART I.           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                 J.A.M., INC.
                                Balance Sheets
    As of September 30, 1995 with Comparative Amounts for December 31, 1994
   ________________________________________________________________________

                                                                   9/30/95              12/31/94
Current Assets:                                                  UNAUDITED             Unaudited
Cash and cash equivalents                                             $1,581                    $0
Trade accounts receivable, less
  allowance for doubtful accounts
  of $3,600 in 1994 and 1993                                         306,427               200,557
Inventories                                                            3,286                 2,814
Prepaid expenses                                                       6,126                 6,549
Deposits                                                                5178                     0
     Total current assets                                           $322,598              $209,920
Property, plant and equipment                                        591,255               560,570
Less:  accumulated depreciation
  and amortization                                                   472,883               442,371
     Net property, plant and equipment                               118,372               118,199
                                                                    $440,970              $328,119


                See accompanying notes to financial statements
                                      -2-


                                 J.A.M., INC.
                                Balance Sheets
    As of September 30, 1995 with Comparative Amounts for December 31, 1994
  __________________________________________________________________________

                                                              9/30/95               12/31/94
Current Liabilities:                                         UNAUDITED             Unaudited
Loan - Officer                                                   $352,832                $323,504
           Other                                                  175,000                 135,000
          Binghamton                                              100,000                       0
Checks drawn in excess of deposits                                      0                  34,370
Billing in excess of costs                                              0                  19,262
Accrued payroll - Officer                                          23,265                       0
SARSEP                                                                  0                       0
Account payable - trade                                            97,107                 155,564
Payroll taxes                                                       6,364                  53,075
Accrued expenses                                                    8,594                  12,784
     Total current liabilities                                   $763,162                $733,559
Stockholders' Equity:
Common stock, $.01 par value.
  Authorized 16,000,000 shares; issued
  and outstanding 12,274,447 shares in
  1995 and 1994                                                  $122,744                $122,744
Additional paid-in capital                                      3,027,227               3,027,227
Accumulated deficit                                           (3,472,163)             (3,555,411)
     Total stockholders' equity                                ($322,192)              ($405,440)
                                                                 $440,970                $328,119

                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Operations
                    For the Nine-Month Interim Period Ended
       September 30, 1995 with Comparative Amounts to September 30, 1994
     ____________________________________________________________________

                                          Quarter           Quarter             Nine             Nine
                                           Ended             Ended           Months           Months
                                         9/30/95            9/30/94          9/30/95          9/30/94
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                      $461,485          $92,074       $1,132,401         $279,730
Cost of sales                                   228,264           74,931          587,941          195,287
     Gross profit                              $233,221          $17,143         $544,460          $84,443
Selling, general and administrative
  expenses                                      147,652           82,345          416,701          239,435
  Operating profit (loss)                       $85,569        ($65,202)         $127,759       ($154,992)
Other income (expense):
  Gain/loss on disposal of asset                      0         (21,000)            5,000          (4,288)
  Interest income                                     0                0                0                0
  Interest expense                             (16,203)          (8,107)         (49,511)         (15,445)
                                               (16,203)         (29,107)         (44,511)         (19,733)
Net earnings (loss)
  before income taxes                           $69,366        ($94,309)          $83,248       ($174,725)
Income taxes                                          0              374                0              748
     Net earnings (loss)                        $69,366        ($94,683)          $83,248       ($175,473)
Net earnings (loss) per common share,
  based upon the weighted average
  common shares outstanding during
  each period                                     $0.01          ($0.01)            $0.01          ($0.01)
Weighted average number of shares            12,274,447       12,274,447       12,274,447       12,274,447



                See accompanying notes to financial statements

                                 J. A.M., INC.
                           Statements of Cash Flows
                    For the Nine-Month Interim Period Ended
       September 30, 1995 with Comparative Amounts to September 30, 1994
     _____________________________________________________________________

                                                            Nine                Nine
                                                           Months               Months
                                                            Ended               Ended
                                                           9/30/95             9/30/94
                                                         (UNAUDITED)         (Unaudited)
Cash flow from operating activities:
  Net earnings (loss)                                            $69,366          ($175,473)
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                             10,754              12,813
  Changes in assets and liabilities:
    (Increase) decrease in:
        Trade accounts receivable                               (72,323)            (31,086)
        Inventories                                                                      637
        Prepaid expenses                                                                   0
        Costs and estimated earnings in excess
          of billings on  uncompleted contracts                                            0
        Deposits                                                       0                   0
    Increase (decrease) in:
        Accounts payable, trade                                 (11,041)            (67,367)
        Accrued payroll, officer                                 (8,356)                   0
        Accrued expenses                                         (1,109)            (20,657)
  Net cash provided by (used in) operating                     ($12,709)          ($281,133)
activities
Cash flows from investing activities:
  Capital expenditures                                         ($10,194)             $48,486
  Net cash used in investing activities                        ($10,194)             $48,486

(continued)




                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Cash Flows
                    For the Nine-Month Interim Period Ended
       September 30, 1995 with Comparative Amounts to September 30, 1994
    ______________________________________________________________________

                                                          Nine                 Nine
                                                         Months                Months
                                                          Ended                Ended
                                                         9/30/95              9/30/94
                                                       (UNAUDITED)          (Unaudited)
Cash flow from financing activities:
  Retained earnings, current year                                   $0            ($41,763)
  Loan from miscelllaneous                                      17,000              109,200
  Loan from shareholder                                          1,782              205,698
  Net cash provided by financing activities                    $18,782             $273,135
    Net increase (decrease) in cash                           ($4,121)              $40,488
Cash and cash equivalents at beginning of period                 5,703                  223
Cash and cash equivalents at end of period                      $1,581              $40,711
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $16,203               $8,107
    Income taxes                                                    $0                 $374



                See accompanying notes to financial statements

                                 J.A.M., INC.
                         Notes to Financial Statements
                          September 30, 1995 and 1994


(1)  Management's Representation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATIONS

Net sales for the third quarter 1995 increased 500% from the same period in 1994 to $461,485. This $369,411 increase from $92,074 for the comparable 1994 quarter was due to custom development contracts with Fortune 50 customers in the area of interactive multimedia training.

At the end of the third quarter of 1995, the Company had a backlog of $300,000
compared to no order backlog in 1994.   The Company realizes the revenues
generated in the third quarter, 1995 must be maintained in order to have sufficient backlog to sustain operations.

Net earnings for the third quarter of 1995 totaled $69,366 compared to a deficit of ($94,683) for the respective 1994 quarter. This $164,049 increase was largely due to the Company maintaining control of operating expenses.


LIQUIDITY

Earnings of $69,366 for the third quarter of 1995 decreased the Company's equity to $(322,191), compared to $(383,926) as of September 30, 1994.
At September 30, 1995, the Company did not have any working capital. Cash on hand totaled $1,581. Net trade receivables, less allowance for doubtful accounts of $3,600, totaled $306,427 at the end of the third quarter.


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

                                                     J.A.M., INC.
                                                     (Registrant)


Dated:  November 20, 1995                       /s/ John A. Marszalek
                                                 John A. Marszalek
                                                 President, Chief Executive
                                                 and Financial Officer

                              EXHIBIT INDEX

Exhibit
Number            Description             Location

27          Financial Data Schedule       Filed only with EDGAR
                                          filing, per Reg. S-K,
                                          Rule 601(c)(1)(v)