Form 10-Q
period 1996-03-31
JAM INC
filed 1996-08-12
CIK 765449

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 1996

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

                      MARCH 31, 1996:  15,274,447 SHARES.

                    PART I.           FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 J.A.M., INC.
                                Balance Sheets
      As of March 31, 1996 with Comparative Amounts for December 31, 1995
________________________________________________________________________




                                                             03/31/96                12/31/95
                                                            (UNAUDITED)              (AUDITED)
Current Assets:
Cash and cash equivalent                                               $4,289                 $4,705
Trade accounts receivable, less allowance for                         346,261                288,126
    doubtful accounts of $1,747 in 1995 and $3,600 in
1994
Inventories                                                             3,206                  2,988
Prepaid expenses                                                            0                  6,380
          Total current assets                                        353,756                302,199
Fixed Assets:
Property, plant and equipment                                         773,763                729,440
Less:  accumulated depreciation and amortization                      570,979                560,631
          Total Fixed Assets                                          202,784                168,809
Other Assets:
Deposits                                                               11,133                 11,219
TOTAL ASSETS                                                         $567,673               $482,227

                                 J.A.M., INC.
                                Balance Sheets
      As of March 31, 1996 with Comparative Amounts for December 31, 1995
__________________________________________________________________________



                                                              03/31/96                12/31/95
                                                             (UNAUDITED)              (Audited)
Current Liabilities:
Loan - Officer                                                        $136,557               $146,175
Loan - Other                                                           170,000                290,000
Loan - Bank                                                             50,000                      0
Accounts payable, trade                                                108,600                 87,535
Accrued expenses                                                       101,265                138,975
Accrued income tax                                                         (5)                    349
          Total current liabilities                                    566,417                663,034
Long-Term Liabilities:
Loan - Bank                                                             91,666                      0
          Total long term liabilities                                   91,666                      0
Stockholders' Equity:
Common stock, $.01 par value.                                          152,745                152,745
Authorized 16,000,000 shares; issued and outstanding
15,274,447 in 1995 and 12,274,447 shares in 1994
Additional paid-in capital                                           3,147,227              3,147,227
Accumulated deficit                                                (3,390,382)            (3,480,779)
          Total stockholders' equity                                  (90,410)              (180,807)
TOTAL LIABILITIES AND EQUITY                                          $567,673               $482,227

                                 J.A.M., INC.
                           Statements of Operations
                   For the Three-Month Interim Period Ended
           March 31, 1996 with Comparative Amounts to March 31, 1995
____________________________________________________________________


                                                              Quarter                     Quarter
                                                               Ended                       Ended
                                                             03/31/96                    03/31/95
                                                            (UNAUDITED)                 (Unaudited)
Net sales                                                              $555,779                   $133,492
Cost of sales                                                           264,671                    144,597
          Gross profit                                                 $291,108                  $(11,105)
Selling, general, and administrative expenses                           190,183                    131,426
Operating profit (loss)                                                $100,925                 $(142,531)
Other income (expense):
    Interest income                                                           0                          0
    Interest expense                                                   (10,783)                   (14,884)
                                                                      $(10,783)                  $(14,884)
Net earnings (loss) before income taxes                                 $90,142                 $(157,415)
Income taxes                                                                  0                          0
Net earnings (loss)                                                     $90,142                 $(157,415)
Net earnings (loss) per common share,                                     $0.01                    $(0.01)
    based upon the weighted average common
    shares outstanding during each period
Weighted average number of shares                                    15,274,447                 12,274,447

                                 J. A.M., Inc.
                           Statements of Cash Flows
                   For the Three-Month Interim Period Ended
           March 31, 1996 with Comparative Amounts to March 31, 1995
_____________________________________________________________________



                                                               Three                       Three
                                                               Months                     Months
                                                               Ended                       Ended
                                                             03/31/96                    03/31/95
                                                            (UNAUDITED)                 (Unaudited)
Cash flow from operating activities:
    Net earnings (loss)                                                 $90,142                 $(157,415)
    Adjustment to reconcile net income to net
      cash provided by (used in) operating
activities:
        Depreciation and amortization                                    10,348                      9,009
    Change in assets and liabilities:
     (Increase) decrease in:
        Trade accounts receivable                                      (58,135)                    180,425
        Inventories                                                       (217)                      (471)
        Prepaid expenses                                                  6,379
    Increase (decrease) in:
        Accounts payable, trade, accrued, and
          withheld payroll taxes                                         74,390                   (71,355)
        Accrued expenses                                              (106,626)                     20,720
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                                   0                   (19,262)
        Loans Payable                                                  (64,493)                     65,754
          Net cash provided by (used in) operations                    (48,212)                    $27,405
Cash flows from investing activities:
    Capital expenditures                                              $(44,239)                    $43,954
          Net cash used in investing activities                       $(44,239)                    $43,954

                                  (continued)
                                      -5-

                                 J.A.M., Inc.
                           Statements of Cash Flows
                   For the Three-Month Interim Period Ended
           March 31, 1996 with Comparative Amounts to March 31, 1995
______________________________________________________________________

                                                               Three                       Three
                                                              Months                      Months
                                                               Ended                       Ended
                                                             03/31/96                    03/31/95
                                                            (UNAUDITED)                 (Unaudited)
Cash flows from financing activities:
    Prior Year End Adjustments                                              369                  $(41,835)
    Proceeds from long term debt                                         91,666                          0
          Net cash provided by (used in)                                $92,035                  $(41,835)
          financing activities
          Net increase (decrease) in cash                                $(416)                    $29,524
          and cash equivalents
Cash and cash equivalents at beginning of period                         $4.705                  $(34,370)
Cash and cash equivalents at end of period                               $4,289                   $(4,846)
Supplemental disclosure of cash flow information:
    Cash paid during period for:
        Interest                                                        $10,783                    $14,884
        Income taxes                                                       $374                         $0


                                      -6-

                                 J.A.M., Inc.
                         Notes to Financial Statements
                            March 31, 1996 and 1995



(1)   MANAGEMENT'S REPRESENTATION

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS

Net sales for the first quarter 1996 increased 416% from the same period in 1995 to $555,779. This $422,287 increase from $133,492 for the comparable 1995 quarter was due to continued efforts in custom development of interactive multimedia training programs.

At the end of the first quarter, there was approximately $450,000 of backlog.


LIQUIDITY

Earnings of $90,142 for the first quarter of 1996 increased the Company's equity to $(90,410), compared to $(562,855) as of March 31, 1995. At March 31, 1996, the Company did not have any working capital. Cash on hand totaled $4,289. Net trade receivables, less allowance for doubtful accounts of $1,747, totaled $346,261 at the end of the first quarter.

The Company acknowledges that it does not have sufficient resources to continue operations if operating losses occur anytime in 1996. Additional resources of capital may be necessary to fund operations.

The Company has converted a bank line of credit which it secured in the fourth quarter 1995 to a long term note. The Company is continuing its efforts to negotiate with several financial institutions for a line of credit as well as seeking other sources for financing.


                          PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

      See Exhibit Index

         (b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 J.A.M., INC.
                                                (Registrant)


Dated:  April 26, 1996                    /s/ John A. Marszalek
                                                John A. Marszalek Chairman
                                                of the Board and
                                                Chief Executive Officer

                              EXHIBIT INDEX

Exhibit
Number            Description             Location

27          Financial Data Schedule       Filed only with EDGAR
                                          filing, per Reg. S-K,
                                          Rule 601(c)(1)(v)