Form 10-K
period 1995-12-31
JAM INC
filed 1996-08-14
CIK 765449

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1995

                OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-15355

                                  J.A.M., INC.
            (exact name of registrant as specified in its charter)

               NEW YORK                              16-1092174
      (State of Incorporation)          (IRS Employer Identification No.)



           530 WILLOWBROOK OFFICE PARK, FAIRPORT, NEW YORK     14450
              (Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code 716-385-6740

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common STOCK, $.01 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X
No______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                      -1-


The aggregate market value of common stock held by non-affiliates of the Registrant at March 29, 1996 was not verifiable due to delisting.

The number of shares of the Registrant's voting stock outstanding on March 29, 1996 was 15,274,447.

Portions of the 1995 Annual Report to stockholders of Registrant are incorporated by reference in Parts I and II of this Report.

The Index of Exhibits filed with this Report begins at page 16.

The total number of pages in this Report is 39.


                                 PART I


ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL DEVELOPMENT OF BUSINESS. The information contained in the J.A.M., Inc. 1995 Annual Report to Stockholders for the year ended December 31, 1995 ("1995 Annual Report") on pages 1 through 7 inclusive is incorporated herein by reference.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The business operations of J.A.M., Inc. are primarily development of interactive multimedia products and
services.   At the present time, J.A.M. can offer clients "Total Turnkey
Solutions" that encompass both hardware and customized software and applications. Such solutions might range from stand alone CD-ROM based multimedia applications to video-on-demand computer-based multimedia applications such as kiosks or server-based applications utilizing local and wide area networking. Using our technology and expertise, J.A.M. can offer immensely effective solutions to our clients in the areas of training, education, public information, corporate communications, sales, and marketing.


INFORMATION AS TO LINES OF BUSINESS. The Company's multimedia product and services include:

SALES OF IT2000 PRODUCT AND RELATED HARDWARE AND SOFTWARE -- This includes IT2000 digital video file servers, kiosks, PCs, and support hardware and software including DCP (Digital Conversion Process) which consists of the conversion of existing paper and analog-based materials to digital platforms. DCP is ideal for the conversion of video and videodisc programs to multimedia PC platforms.

DEVELOPMENT OF MULTIMEDIA APPLICATIONS AND CONTENT -- Sales of production services and custom development of projects to meet the various needs to our customers (training, informational, sales and marketing, database requirements).

NETWORK CONSULTING AND INTEGRATION SERVICES -- Sales of consulting and integration services to enable customers to upgrade their computing environments and implement multimedia networking.

IN-HOUSE SERVICES include:

      *     Multimedia Design/Production
      *     Video Production/Post Production/Computer Graphics
      *     Instructional Design/Writing
      *     CD-ROM & CD-i Production/Mastering
      *     Conversion of Existing Material to Digital Platforms
      *     Network Design/Integration


NARRATIVE DESCRIPTION OF BUSINESS.

The information contained in the J.A.M., Inc. 1995 Annual Report, page 4, is incorporated herein by reference, to sub-paragraphs (i) and (ii) of this sub item.


PRINCIPAL PRODUCTS CUSTOM-DESIGNED TRAINING PROGRAMS.

For the years ended December 31, 1995, 1994, and 1993, the Company derived approximately 95%, 95%, and 75%, respectively, of its revenues from the production and design of interactive multimedia training and communications programs.


VIDEO PRODUCTION AND POST- PRODUCTION SERVICES.

Video production and post- production services, which include production related to training programs, accounted for approximately 5%, 5%, and 10% of the Company's revenues for the years ended December 31, 1995, 1994, and 1993 respectively.


DEPENDENCE UPON KEY CUSTOMERS. During 1995, the Company had three (3) major customer which had approximately $721,600 (46%) of total revenues for 1995, as compared to approximately $200,000 (38%) in 1994, and approximately $388,000 (47%) in 1993.


BACKLOG. In 1995, the Company produced multimedia and communications services under contracts with its customers. The backlog at the end of 1995 was approximately $350,000.


COMPETITION. In marketing its services, the Company competes for sales with many other businesses in training and multimedia communication services. Several companies also compete directly with the Company in providing video-based, computer-based, and interactive videodisc training programs. Many of the Company's competitors have available greater financial, technical, and marketing resources than the Company.


EMPLOYEES. At December 31, 1995, the Company employed 20 full-time employees. Such employees included 3 officers, 4 administrative and sales personnel, 2 video production professionals, 7 software programmers and designers, and 4 instructional designers. The Company also employs a number of part-time employees and independent contractors depending on the volume and types of services required for various contracts. None of the Company's employees currently are represented by a labor union. Management believes that employee relations are good.

In its production of recorded performances, the Company engages various artists and other production personnel who may be members of unions. The Company has not entered into any labor agreement with any such union, but complies with the terms of union agreements when dealing with union members.


EXECUTIVE OFFICERS OF THE REGISTRANT. John A. Marszalek is the founder of the Company and has served as its President and as a Director since its incorporation in 1977.

Prior to founding the Company, Mr. Marszalek served as general manager of two radio broadcast facilities in Rochester. He holds a Masters Degree from the University of Katowicace, Poland.



ITEM 2. PROPERTIES. During August of 1992, the Company moved its headquarters to Fairport, which is a suburb of Rochester, New York, to reduce its expenses. The President of the Company personally guaranteed the five year lease agreement. The Company leases approximately 5,000 square feet of office space under a six-year net lease agreement expiring August 31, 1998, at an annual rental of approximately $70,000. This is a reduction of the Company's former annual rental by $36,000 per year.

In December, 1995, the Company signed a second lease agreement for an additional 2,300 square feet on a one-year net lease at an annual rental of approximately $36,000 per year.


ITEM 3.  LEGAL PROCEEDINGS.  Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable.


                                 PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS. The information concerning the principal market, sales, prices, number of holders, dividends and dividend policy for the common stock of the Company, contained in the J.A.M., Inc. 1995 Annual Report, Page 5, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA. The information contained in the tabulation "Five Year Summary of Selected Financial Information" in the J.A.M., Inc. 1995 Annual Report, page 8, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The information bearing the same title contained in the J.A.M., Inc. 1995 Annual Report, pages 6 through 7, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The financial statements, prepared by the Company and contained in the J.A.M., Inc. 1995 Annual Report, pages 9 through 14 inclusive, are incorporated herein by reference. Other financial schedules are filed herewith as part of this Report, see Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES. The information concerning this matter appears at page 7 of the Company's 1995 Annual Report, and is incorporated herein by reference.


                                PART III


ITEM 10. DIRECTORS OF THE REGISTRANT. The Company was not able to hold an Annual Meeting in 1995 due to lack of a quorum.

JOHN A. MARSZALEK. Mr. Marszalek, 47 years of age, is the founder of the Company and has served as its President and as a Director since its incorporation in 1977. Prior to founding the Company, Mr. Marszalek served as general manager of two radio broadcast facilities in Rochester, New York.

PETER A. SPINA. Dr. Spina, 57 years of age, has been a Director since June, 1989. He is President of Monroe Community College in Rochester, New York. He also serves as a director and officer of Blue Cross and Blue Shield of Rochester, New York, a director of Trinity Liquid Assets Trust, a director of Home Care Research of Rochester, New York, and is past president of the Association of Public Community Colleges.

DAVID DELLA PENTA. Mr. DellaPenta, 47 years of age, was elected to the Board of Directors at the September 22, 1994 meeting. He is the President of Nalge Corporation, a Rochester, NY-based manufacturer of high-quality plastic products sold into the scientific research, industrial, and consumer markets worldwide.

There are no family relationships between any Director, executive officer, or person nominated or chosen by the Board to become a Director or executive officer. The Board of Directors held four meetings during 1995, and all of the incumbent Directors attended more than 75% of the aggregate of the total number of Board meetings and total number of meetings held by all committees of the Board on which they serve.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.   Section 16(a) of  the
Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during 1995, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were in compliance.


ITEM 11. EXECUTIVE COMPENSATION. Under the SEC's executive compensation disclosure rules, information is required to be provided with respect to the compensation and benefits paid by the Company for all services rendered during 1995, 1994 and 1993 to five individuals: the person who was, at December 31, 1995, serving as the Company's Chief Executive Officer, and the four other individuals who were, as of December 31, 1995, the other four most highly compensated executive officers of the Company whose 1995 salary and bonus
exceeded $50,000 in amount.   Accordingly, the following table setting forth
this information applies three (3) employees of J.A.M. in 1995:


                                          SALARY             BONUS

      John A. Marszalek                   $61,836

      Louis Camerlengo                    $55,000           $7,500

      David Colaizzi                      $50,000           $3,000

      Lee Maxey                           $50,000           $1,312.50


 MANAGEMENT COMPENSATION. The Company's President, Mr. Marszalek, has an employment agreement with the Company, effective as of December 3, 1986. The agreement extends through December 31, 2000, and provides that Mr. Marszalek is to serve full-time Chief Executive Officer and Chairman of the Board of the Company. Pursuant to this agreement, Mr. Marszalek is entitled to participate in any benefit plans or programs for executive officers or employees that may be in effect from time to time and is entitled to reimbursement for the use of an automobile. It also provides for the payment of the greater of one year's salary or his then current salary for the remainder of the contract term in connection with his termination without cause prior to the expiration of the agreement.


COMPENSATION OF DIRECTORS. Directors do not receive any compensation for services as a Director. Directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf.


COMPENSATION PURSUANT TO PLANS. STOCK OPTION PLAN. In May of 1986, the shareholders of the Company approved the Incentive Stock Option Plan (the "ISO Plan") for officers and key employees. The ISO Plan authorizes the issuance of options to purchase up to 200,000 shares of the Company's common stock. Options granted under the ISO Plan are intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as amended. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% or greater shareholders) of the fair market value of the Company's common stock on the date of grant. Options granted under the ISO Plan must be exercised, if at all, within ten years from the date of grant (five years in the case of 10% or greater shareholders) and no option may be granted more than ten years from the date of adoption of the Plan. Options granted under the ISO Plan may not be transferred, except by will or by the laws of descent and distribution.
Options granted under
the plan must be exercised, if at all, within three months after termination of employment for any reason except death or disability and within 60 days after death or within one year after termination of employment due to disability.
The Board of Directors of the Company, or the Compensation Committee of the Board, has the power to impose limitations, conditions, and restrictions in connection with the grant of any option.

                                      -8-



COMPENSATION PURSUANT TO PLANS.  (Cont'd)
On September 22, 1994, the Board of Directors approved an Incentive Stock Option Plan (the "ISO Plan") for officers and key employees. On December 14, 1995, the Board appointed one (1) new officer to the Company: David Colaizzi
as Vice President of MultiMedia.   Robin Rutkowski has resigned from the
Company as of July 11, 1995. The Board also granted David Colaizzi a stock option of 40,000 shares under the ISO Plan. Louis Camerlengo, Vice President of Sales and Marketing has 65,000 shares of stock options previously granted in 1994. The Board also granted Mr. Marszalek's right to exercise his option to acquire 3,000,000 additional shares by converting $150,000 of the Officer Loan. The Board recommended and authorized the President of the Company to develop a proposal for employees incentive program similar to a 401K plan.


1987 STOCK OPTION PLAN. In May of 1988, the shareholders of the Company approved the 1987 Stock Option Plan (the "1987 Plan") under which options to purchase stock may be granted to officers and other key employees of the Company. The 1987 Plan authorizes the issuance of options to purchase up to 500,000 shares of the common stock of the Company. The provisions of this plan are substantially the same as those of the Incentive Stock Option Plan, except that the 1987 Plan authorizes the issuance of both options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as well as options that do not so qualify. As of December 31, 1995, there were options outstanding to purchase up to 365,000 shares of Common Stock of the Company. No options were exercised under the 1987 Plan. Mr. Marszalek has no options under this plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of March 29, 1996, the number and percentage of outstanding shares of common stock beneficially owned by each Director of the Company, by all Directors and current officers of the Company as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock. The Company believes that each individual in this group has sole investment and voting power with respect to his shares unless otherwise noted:
                             Number of         Percentage of Shares
NAME OF NOMINEE              SHARES             OUTSTANDING
John A. Marszalek*           5,042,716           33%
Peter A. Spina**               100,000            1%
David DellaPenta**             100,000            1%

**Includes 100,000 shares issuable under stock options presently exercisable at $.04 per share.

* Mr. Marszalek, with an address c/o 530 Willowbrook Office Park, Fairport, New York 14450, is the only person known to the Company to beneficially own more than 5% of its outstanding common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  Not Applicable

                                      -9-



                                 PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. The following documents are filed as part of this Report.

The following financial statements are contained in the J.A.M., Inc. 1995 Annual Report and are incorporated herein by reference in Item 8 of this
Report:

 - Balance Sheets, December 31, 1995 and 1994

 - Statements of Operations for the years ended December 31, 1995, 1994 and
1993.

 - Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

 - Statements of Cash Flows for the years ended December 31, 1995, 1994 and
1993.

 - Notes to Financial Statements



SCHEDULES - The following schedules are filed as a part of this Report:

 - V  Property, plant and equipment
 - VI Accumulated depreciation, depletion and amortization
 - VIII Valuation and qualifying accounts and reserves
 - X  Supplemental Income Statement Information

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.


EXHIBITS - See Exhibit Index attached.


REPORTS ON FORM 8-K.   No report on Form 8-K was filed during the fourth
quarter of 1995.



                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

             For The Years Ended December 31, 1995, 1994, and 1993



                          Balance at                           Balance
                          beginning                            at end
CLASSIFICATION            OF YEAR   ADDITIONS   RETIREMENTS    OF YEAR


December 31, 1995:

Leasehold improvements $   13,183  $ 14,766     $  0            $ 27,949
Production equipment      258,732   242,640        0             501,372
Design and development
      equipment           137,416         0      511             136,905
Office furniture and
        equipment         151,239         0   88,025              63,214
                        $ 560,570  $257,406  $88,536            $729,440

December 31, 1994:

Leasehold improvements $   10,722 $  17,227 $ 14,766            $ 13,183
Production equipment      327,955    23,277   92,500             258,732
Design and development
      equipment           190,268     2,644   55,496             137,416
Office furniture and
        equipment         112,514    65,758   27,033             151,239

                        $ 641,459  $108,906 $189,795           $ 560,570


December 31, 1993:

Leasehold improvements $   10,722  $      0  $     0           $  10,722
Production equipment      327,955         0        0             327,955
Design and development
      equipment           147,943    42,325        0             190,268
Office furniture and
        equipment          87,508    25,292      286             112,514

                        $ 574,128  $ 67,617    $ 286            $641,459

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

             For the Years Ended December 31, 1995, 1994 and 1993



                           Balance at                                Balance
                           beginning                                 at end
CLASSIFICATION             OF YEAR        ADDITIONS   RETIREMENTS    OF YEAR

December 31, 1995:

   Leasehold improvements $      969 $    1,843         $   0   $   2,812
   Production equipment      243,598    138,772             0     382,370
   Design and development
      equipment              132,153     11,789             0     143,942
   Office furniture and
   equipment                  65,651          0        34,144      31,507

                        $   442,371 $152,404        $  34,144   $ 560,631

December 31, 1994:

   Leasehold improvements      2,820       940             2,791           969
   Production equipment      275,822    94,109           126,333       243,598
   Design and development
      equipment              131,405    63,159             62,411      132,153
   Office furniture and
   equipment                  46,077    32,691             13,117       65,651

                        $    456,124  $190,899          $ 204,652   $  442,371


December 31, 1993:

Leasehold improvements $         120 $   2,700          $     0      $  2,820
   Production equipment      254,222    21,600                0       275,822
   Design and development
      equipment              120,605     10,800               0       131,405
   Office furniture
   and equipment              27,177     18,900               0        46,077
                        $   402,124 $    54,000         $     0   $   456,124

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Years Ended December 31, 1995, 1994 and 1993



                                    Additions
                        Balance at  Charged to                 Balance
                        beginning   Costs and   Deduc-         at end
DESCRIPTION             OF YEAR     EXPENSES    TIONS (1)            OF YEAR


Allowance for doubtful
accounts - deducted from
accounts and notes receivable
in the balance sheet


December 31, 1995       $  3,600    $       0   $   1,803   $1,797



December 31, 1994       $  3,600    $       0   $       0   $3,600




December 31, 1993       $  3,600    $       0   $       0   $3,600


(1) uncollectable accounts written off.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

             For The Years Ended December 31, 1995, 1994, and 1993



ITEM                          CHARGED  TO COSTS  AND  EXPENSES

                                1995         1994        1993


Maintenance and repairs       $    *      $ 8,609     $    *____


Depreciation and amortization
     of intangible assets, pre-
     operating costs and similar
     deferrals                $    0      $46,082     $55,000


Taxes, other than payroll and
     income taxes             $   *       $  *        $  *_____


Royalties                     $   0       $  0        $  *_____


Advertising costs           $28,409     $  8,072     $  *_____

* Less than 1% of total sales.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          J.A.M., Inc.



Dated:  March 29, 1996                    By:/s/John A. Marszalek
                                               President and Chief
                                               Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated:



Dated:  March 29, 1996                    By:/s/ John A. Marszalek
                                               John A. Marszalek
                                               President and Chief
                                               Executive Officer,
                                               Director



Dated:  March 29, 1996                    By: /s/ Peter A. Spina
                                               Peter A. Spina
                                               Director



Dated:  March 29,1996                     By: /s/ David DellaPenta
                                               David DellaPenta
                                               Director

                                 EXHIBIT INDEX


Exhibit
NUMBER            DESCRIPTION                   LOCATION


3-1     Restated Certificate of                 Filed herewith
        Incorporation of
        J.A.M., Inc., as amended.


3-2     Bylaws of J.A.M., Inc.                  Filed herewith


4-1     Form of Common Stock Certificate of     Incorporated by Reference to
        J.A.M., Inc.                            Exhibit 4 (a) to Registrant's
                                                S-18, registration no.
                                                33-7486-NY, declared effective
                                                November 10, 1986


10-1    Employment Agreement between Registrant         Filed herewith
        and John A. Marszalek dated July 17, 1986.

10-2    Registrant's Incentive Stock Option Plan        Filed herewith

10-3        Registrant's 1987 Stock Option Plan         Filed herewith

10-4        Employee Agreement Regarding                Filed herewith
            Proprietary Information and Inventions
            between Registrant and
            John A. Marszalek


11          Statement re:  Computation of Per Share     *
            Earnings.


13          J.A.M., Inc. 1995 Annual Report             Filed herewith
                to Shareholders

27      Financial Data Schedule                         Filed only with
                                                        EDGAR filing, per
                                                        Reg. S-K, Rule 601
                                                        (c)(1)(v)

*See Note 2 to the Notes to Consolidated Financial Statements incorporated by reference in Item e of this Report.