Form 10-Q
period 1996-06-30
JAM INC
filed 1996-08-14
CIK 765449

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1996

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

                      JUNE 30, 1996:  15,274,447 SHARES.

                    PART I.           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                 J.A.M., INC.
                                Balance Sheets
      As of June 30, 1996 with Comparative Amounts for December 31, 1995
   ________________________________________________________________________

                                                    6/30/96              12/31/95
                                                   UNAUDITED              Audited
Current Assets:
Cash and cash equivalents                     $              2,717  $              4,705
Trade  accounts  receivable,  less allowance
for
   doubtful  accounts  of $1,797 in 1996 and               395,083               288,126
1995
Inventories
                                                             3,206                 2,988
Prepaid expenses
                                                             8,126                 6,380
Employee receivables
                                                             2,288                     -
     Total current assets                                  411,420               302,199
Property, plant and equipment                              904,661               729,440
Less:     accumulated    depreciation    and               581,327               560,631
amortization
     Net property, plant and equipment                     323,334               168,809
Other assets:
Deposits                                                                          11,219
                                                             6,032
                                               $           740,786   $           482,227



                See accompanying notes to financial statements

                                 J.A.M., INC.
                                Balance Sheets
      As of June 30, 1996 with Comparative Amounts for December 31, 1995
       _________________________________________________________________

                                                       6/30/96              12/31/95
Current Liabilities:                              (UNAUDITED)            (Audited)
Demand note - bank                                               $   $           100,000
                                                                 -
Demand note - others                                       150,000               190,000
Current portion of long-term debt                           50,000                     0
Current portion of capital lease obligation                 64,181                     0
Loan - officer                                             107,910               146,175
Accounts payable - trade                                   129,383                87,535
Accrued income tax                                               0                   349
Accrued expenses                                           109,447               138,975
     Total current liabilities                             610,921               663,034
Long-Term Liabilities:
Long-term portion of bank debt                              79,165                     0
Long-term    portion    of   capital   lease                61,285                     0
obligation
     Total Long-Term Liabilities                           140,450                     0
Stockholders' Deficit:
Common stock, $.01 par value.
  Authorized 16,000,000 shares; issued
  and outstanding 15,274,447 shares in
  1996 and 1995                                            152,745               152,745
Additional paid-in capital                               3,147,227             3,147,227
Accumulated deficit                                    (3,310,557)           (3,480,779)
     Total stockholders' deficit                                               (180,807)
                                                          (10,585)
                                               $           740,786  $           482,227




                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Operations
                    For the Six-Month Interim Period Ended
            June 30, 1996 with Comparative Amounts to June 30, 1995
     ____________________________________________________________________


                                   Quarter        Quarter          Six            Six
                                    Ended          Ended        Months         Months
                                   6/30/96       6/30/95        6/30/96        6/30/95
                                 (UNAUDITED)   (Unaudited)    (Unaudited)   (Unaudited)
Net sales                          $  698,796    $  537,424    $ 1,261,350    $  670,916
Cost of sales                         391,910       215,080        663,355       359,677
     Gross profit                  $  306,886    $  322,344   $    597,995    $  311,239
Selling,       general      and
administrative
  expenses                            207,988       137,622        398,172       269,049
  Operating profit                $    98,898    $  184,722   $    199,823   $    42,190
Other income (expense):
  Gain on disposal of asset                 0         5,000              0         5,000
  Interest expense                   (18,817)      (18,424)                     (33,308)
                                                                  (29,600)
                                     (18,817)      (13,424)                     (28,308)
                                                                  (29,600)
Net earnings
  before income taxes             $    80,081    $  171,298   $    170,223   $    13,882
Income taxes                                0             0              0             0
     Net earnings                 $    80,081    $  171,298   $    170,223   $    13,882
Net earnings per common share,
    based   upon  the  weighted
average
    common  shares  outstanding
during
  each period                           $0.00         $0.01          $0.01         $0.00
Weighted   average   number  of    15,274,447    12,274,447     15,274,447    12,274,447
shares






                See accompanying notes to financial statements

                                 J. A.M., INC.
                           Statements of Cash Flows
                    For the Six-Month Interim Period Ended
            June 30, 1996 with Comparative Amounts to June 30, 1995
     _____________________________________________________________________




                                                      Six                 Six
                                                    Months               Months
                                                     Ended               Ended
                                                    6/30/96             6/30/95
                                                  (UNAUDITED)         (Unaudited)
Cash flow from operating activities:
  Net earnings                                   $        170,223  $           13,882
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                      20,696              19,758
        Gain on sale of fixed asset                             0              (5,000)
  Changes in assets and liabilities:
    (Increase) decrease in:
        Trade accounts receivable                        (106,957)            (49,510)
        Employee loan receivable                           (2,288)                  0
        Inventories                                          (219)               (471)
        Prepaid expenses                                    4,380                   0
            of   billings   on   uncompleted
                contracts
        Deposits                                             (939)             (4,840)

    Increase (decrease) in:
        Accounts payable, trade                            41,848             (77,438)
        Accrued expenses                                  (29,878)            (42,274)
   Net  cash provided by (used in) operating              $96,866           ($145,893)
activities
Cash flows  provided  by (used in) investing
activities:
  Capital expenditures                                   (175,220)             11,437

   Net  cash provided by (used in) investing            ($175,220)            $11,437
activities

(continued)

                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Cash Flows
                    For the Six-Month Interim Period Ended
            June 30, 1996 with Comparative Amounts to June 30, 1995
    ______________________________________________________________________

                                                     Six                Six
                                                   Months              Months
                                                    Ended              Ended
                                                   6/30/96            6/30/95
                                                 (UNAUDITED)        (Unaudited)
Cash flow from financing activities:
  Principal payments under long-term debt       $      (20,835)                 $0
  Net borrowing on demand note                           50,000            100,000
    Net   (repayments)/borrowings  on  other           (40,000)             23,000
        demand note
  Principal payments of obligations under
    capital leases                                      (3,711)                  0
    Net   borrrowings   on   capital   lease            129,177                  0
obligations
  Prior period adjustment                                     0           (29,448)
   Net  (repayments)/borrowings  on  officer           (38,265)             46,607
loan
  Net cash provided by financing activities             $76,366           $140,159
    Net increase (decrease) in cash            $        (1,988)             $5,703
Cash  and  cash  equivalents at beginning of              4,705                  0
period
Cash and cash equivalents at end of period               $2,717             $5,703
Supplemental   disclosure   of   cash   flow
information:
  Cash paid during the period for:
    Interest                                     $       18,817     $       18,424


                See accompanying notes to financial statements

                                 J.A.M., INC.
                         Notes to Financial Statements
                            June 30, 1996 and 1995


(1)  Management's Representation

The information furnished herein reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented.

(2) Earnings Per Share Information

The computation of earnings or (loss) per share in each period is based upon the weighted average number of common shares outstanding at the end of each period. Per APB 15, J.A.M., Inc. is considered to have a simple capital structure since the conversion of the corporation's convertible securities to common stock would dilute earnings per share by less than 3%.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATIONS

Net sales for the second quarter 1996 increased 23% from the same period in 1995 to $698,796.
This $161,372 increase from $537,424 for the comparable 1995 quarter was due to increased revenue from existing customers and consulting services.

At the end of the second quarter of 1996, the Company had a backlog of $525,000 compared to $295,000 in 1995.

Net earnings for the second quarter of 1996 totaled $80,081 compared to net profit of $171,298 for the respective 1995 quarter. This $91,217 decrease was largely due to opening another development facility to prepare the Company for planned growth in the development of its product offerings.

On April 18, 1996, the Company signed a new lease agreement for the next five years for approximately 20,000 square feet in order to expand and consolidate all operations into one facility. The Company also refinanced the video equipment lease which provided a net savings of approximately $12,000 over the next three years. In June, 1996, the Company negiotiated a new lease for
software and hardware equipment.   The Company President personally guaranteed
all new lease agreements.

The Company has also purchased new accounting software that will expand the efficiency of operations and future product development.

LIQUIDITY

Earnings of $80,081 for the second quarter of 1996 increased the Company's equity to $(10,585), compared to $(391,557) as of June 30, 1995. At June 30, 1996, the Company did not have any working capital. Cash on hand totaled $2,617. Net trade receivables, less allowance for doubtful accounts of $1,747, totaled $395,083 at the end of the second quarter.


At the present time the Company does not have an operating Line of Credit and is generating cash flow from on-going operations. Management believes that existing cash flow may not be sufficient to sustain third quarter growth. Therefore, the Company may need an additional means of financing for necessary expansion and product development.

                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

       See Exhibit Index.

         (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             J.A.M., INC.
                                             (Registrant)



Dated:   August 14, 1996                     By:  /s/John A. Marszalek
                                                     Chairman of the Board and
                                                      Chief Executive Officer

                                 EXHIBIT INDEX



           Exhibit
           Number                           Description                              Location

            10-1              Lease dated April 18, 1996              Filed herewith
                              between Company as Tenant
                              and Willowbrook Office Park
                              as Landlord leasing and additional
                              14,022 square feet at 530
                              Willowbrook Office Park

             11               Statement re: calculation of per        See Note 2 of the Notes to the
                              share earnings                          Financial Statements filed
                                                                      herewith

             27               Financial Data Schedule                 Filed only with EDGAR filing,
                                                                        per Reg. S-K, Rule 601(c)(1)(v)