Form 10-K/A
period 1995-12-31
JAM INC
filed 1996-11-05
CIK 765449

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K/A
                                   AMENDMENT NO. 1


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


As of March 29, 1996, Directors Peter Spina and David Della Penta had not yet filed Form 3 Reports in connection with their election as Directors, nor Form 4 Reports to report on the Stock Appreciation Rights ("SARs") they each were granted on December 14, 1995. Also as of March 29, 1996, John
Marszalek had not filed various Form 4 Reports required to report on private sales he had made of the Company's Sommon Stock at various times from April 1993 through March 1995, nor to report on the 3,000,000 shares he was granted by the Board on December 14, 1995 as partial repayment of a loan he had previously made to the Company. All of these situations were rectified by these individuals with Form 3 and 4 filings that were made by each of them during September and October 1996.

ITEM 11. EXECUTIVE COMPENSATION. Under the SEC's executive compensation disclosure rules, information is required to be provided with respect to the compensation and benefits paid by the Company for all services rendered during 1995, 1994 and 1993 to five individuals: the person who was, at December 31, 1995, serving as the Company's Chief Executive Officer, and the four other individuals who were, as of December 31, 1995, the other four most highly compensated executive officers of the Company whose 1995 salary and bonus exceeded $100,000 in amount.

No officers of the Company received compensation exceeding $100,000 in any of such years. Accordingly, information is presented only for Mr. Marszalek:

                                SUMMARY COMPENSATION TABLE

                        ANNUAL COMPENSATION

NAME AND
PRINCIPAL                                               ALL OTHER
POSITION        YEAR    SALARY($)       BONUS($)        COMPENSATION($)

John A.         1995    $61,836         -0-             $11,481 (1)
Marszalek       1994    $47,470         -0-             $ 9,710 (2)
                1993    $23,576         -0-             $11,761 (3)
______________________
(1) Of this total, $9,000 represents the value of Mr. Marszalek's car allowance and $2,481 represents additional health insurance premiums paid by the Company on his behalf.

(2) Of this total, $6,264 represents the value of Mr. Marszalek's car allowance and $3,446 represents additional health insurance premiums paid by the Company on his behalf.

(3) Of this total, $8,509 represents the value of Mr. Marszalek's car allowance and $3,252 represents additional health insurance premiums paid by the Company on his behalf.


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


COMPENSATION OF DIRECTORS. Directors do not receive any compensation for services as a Director. Directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. However, in December 1995, the Board approved teh grant of 100,000 SARs to each of Messrs. Spina and Della Penta for their services rendered to the Company. These SARs entitle these individuals, upon the exercise of an SAR, to receive the difference between the then-fair market value of a share of the Company's Common Stock and $.04 per share, which will be paid in cash by the Company to the SAR holder within five days following the Company's receipt of the holder's notice of exercise of an SAR; provided, however, that the Company reserves the right, at any time and in its sole discretion, to convert these SARs into non-qualified stock options to purchase the same number of shares of its Common Stock at an exercise price of $.04 per share and on the same terms and conditions as are applicable to these SARs. These SARs are for a term of ten years from their grant date. None of them are exercisable for two years following their grant date. Thereafter, 25% ofthese SARs become exercisable on the second anniversary of their grant date and an additional 25% become exercisable on each of the third, fourth and fifth anniversaries of their grant date.


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


                                     -8-

1987 STOCK OPTION PLAN. In May of 1988, the shareholders of the Company approved the 1987 Stock Option Plan (the "1987 Plan") under which options to purchase stock may be granted to officers and other key employees of the Company. The 1987 Plan authorizes the issuance of options to purchase up to 500,000 shares of the common stock of the Company. The provisions of this plan are substantially the same as those of the Incentive Stock Option Plan, except that the 1987 Plan authorizes the issuance of both options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986, as well as options that do not so qualify. As of December 31, 1995, there were options outstanding to purchase up to 365,000 shares of Common Stock of the Company. During 1995, no options were exercised under the 1987 Plan.

During 1995, Mr. Marszalek was not granted any options under either of these Plans, nor did he hold or exercise any options under either of these Plans.


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

                             Number of         Percentage of Shares
NAME OF NOMINEE              SHARES             OUTSTANDING

John A. Marszalek           3,587,572           23.5%
211 Inspiration Point
Webster, NY 14580

Peter A. Spina                  -0-               -0-

David DellaPenta                -0-               -0-

Charles D. Wimmer             896,000            5.9%
3163 Canoga Road
Seneca Falls, NY 13148

Cede & Co.*                 6,600,997           43.2%
Box 20, Bowling Gren Stn.
New York, NY 10274
___________________________
* The shares held in this account are held in "street name" for the beneficial owners of such shares. The Company is unable to determine whether any of the beneficial owners of these shares owns more than 5% of its outstanding shares.


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


Taxes, other than payroll and
     income taxes             $   *       $  *        $  *_____


Royalties                     $   0       $  0        $  *_____


Advertising costs           $28,409     $  8,072     $  *_____

* Less than 1% of total sales.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          J.A.M., Inc.



Dated:  October 31, 1996             By:/s/John A. Marszalek
                                               President and Chief
                                               Executive Officer






                                 EXHIBIT INDEX


Exhibit
NUMBER            DESCRIPTION                   LOCATION


3-1     Restated Certificate of                 Previously Filed
        Incorporation of
        J.A.M., Inc., as amended.


3-2     Bylaws of J.A.M., Inc.                  Previously Filed


4-1     Form of Common Stock Certificate of     Incorporated by Reference to
        J.A.M., Inc.                            Exhibit 4 (a) to Registrant's
                                                S-18, registration no.
                                                33-7486-NY, declared effective
                                                November 10, 1986


10-1    Employment Agreement between Registrant         Previously Filed
        and John A. Marszalek dated July 17, 1986.

10-2    Registrant's Incentive Stock Option Plan        Previously Filed

10-3        Registrant's 1987 Stock Option Plan         Previously Filed

10-4        Employee Agreement Regarding                Previously Filed
            Proprietary Information and Inventions
            between Registrant and
            John A. Marszalek

10-5        Form of Stock Appreciation Rights           Filed herewith
            Agreement between the Company and
            certain Directors and Consultants,
            dated December 14, 1995


11          Statement re:  Computation of Per Share     *
            Earnings.


13          J.A.M., Inc. 1995 Annual Report             Filed herewith
                to Shareholders

27      Financial Data Schedule                         Previously Filed

*See Note 2 to the Notes to Consolidated Financial Statements incorporated by reference in Item e of this Report.