Form 10-Q
period 1996-09-30
JAM INC
filed 1996-11-14
CIK 765449

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the quarter period ended September 30, 1996

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

                    SEPTEMBER 30, 1996:  15,274,447 SHARES.

                    PART I.           FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                 J.A.M., INC.
                                Balance Sheets
    As of September 30, 1996 with Comparative Amounts for December 31, 1995
   ________________________________________________________________________

                                                                        9/30/96                  12/31/95
                                                                      (UNAUDITED)                (AUDITED)
Current Assets:
Cash and cash equivalents                                         $      3,857            $       4,705
Trade accounts receivable, less allowance for
  doubtful accounts of $1,797 in 1996 and 1995                         349,965                  288,126
Inventories                                                              4,361                    2,988
Prepaid expenses                                                        12,961                    6,380
Employee receivables                                                     3,925
                                                                                                      -
     Total current assets                                              375,069                  302,199
Property, plant and equipment                                          932,827                  729,440
Less:  accumulated depreciation and amortization                       591,675                  560,631
     Net property, plant and equipment                                 341,152                  168,809
Other assets:
Deposits                                                                12,158                   11,219
                                                                   $   728,379            $     482,227




                See accompanying notes to financial statements

                                 J.A.M., INC.
                                Balance Sheets
    As of September 30, 1996 with Comparative Amounts for December 31, 1995
  __________________________________________________________________________

                                                                      9/30/96                  12/31/95
                                                                   (UNAUDITED)                (AUDITED)
Current Liabilities:
Demand note - bank                                               $           -          $       100,000
Demand note - others                                                   150,000                  190,000
Current portion of long-term debt                                       50,000
                                                                                                      -
Current portion of capital lease obligation                             50,090
                                                                                                      -
Loan - officer                                                          74,534                  146,175
Payroll taxes payable                                                   46,004
                                                                                                      -
Accounts payable - trade                                               188,802                   87,535
Accrued income tax                                                           -                      349
Accrued expenses                                                       137,597                  138,975
     Total current liabilities                                         697,027                  663,034
Long-Term Liabilities:
Long-term portion of bank debt                                          70,831
                                                                                                      -
Long-term portion of capital lease obligation                           65,709
                                                                                                      -
     Total long-term liabilities                                       136,540
                                                                                                      -
Stockholders' Deficit:
Common stock, $.01 par value.
  Authorized 16,000,000 shares; issued and
  outstanding 15,274,447 shares in 1996 and 1995                       152,745                  152,745
Additional paid-in capital                                           3,147,227                3,147,227
Accumulated deficit                                                (3,405,160)              (3,480,779)
     Total stockholders deficit                                      (105,188)                (180,807)
                                                                $     728,379           $      482,227

                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Operations
                    For the Nine-Month Interim Period Ended
       September 30, 1996 with Comparative Amounts to September 30, 1995
     ____________________________________________________________________


                                            QUARTER           QUARTER               NINE                NINE
                                            ENDED               ENDED              MONTHS              MONTHS
                                           9/30/96             9/30/95             9/30/96             9/30/95
                                         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net sales                                  $     512,734       $     461,485       $   1,774,084      $   1,132,401
Cost of sales                                    382,875             228,264           1,046,230            587,941
     Gross profit                          $     129,859       $     233,221       $     727,854      $     544,460
Selling, general and administrative
  expenses                                       211,583             147,652             609,755            416,701
     Operting profit (loss)                $    (81,724)      $       85,569       $     118,099      $     127,759
Other income (expense):
  Gain/loss on disposal of asset                                                                              5,000
                                                       -                   -                   -
  Interest income
                                                                           -                   -                  -
  Interest expense                              (12,879)            (16,203)            (42,480)           (49,511)
                                                (12,879)            (16,203)            (42,480)           (44,511)
Net earnings (loss)
  before income taxes                      $    (94,603)      $       69,366      $       75,619     $       83,248
Income taxes
                                                       -                   -                   -                  -
     Net earnings (loss)                   $    (94,603)      $       69,366      $       75,619     $       83,248
Net earnings (loss) per common
  share based upon the weighted
  average common shares oustanding
  during each period                       $      (0.01)      $         0.01     $        (0.01)      $         0.01
Weighted average number of shares             15,274,447          12,274,447          15,274,447         12,274,447



                See accompanying notes to financial statements

                                 J. A.M., INC.
                           Statements of Cash Flows
                    For the Nine-Month Interim Period Ended
       September 30, 1996 with Comparative Amounts to September 30, 1995
     _____________________________________________________________________

                                                                         NINE                      NINE
                                                                        MONTHS                    MONTHS
                                                                        ENDED                     ENDED
                                                                        9/30/96                   9/30/95
                                                                        (UNAUDITED)               (UNAUDITED)
Cash flow from operating activities:
  Net earnings (loss)                                                $   75,619              $    69,366
  Adjustment to reconcile net income
    to net cash provideed by (used in)
    operating activities:
      Depreciation and amortization                                      31,044                   10,754
  Changes in assets and liabilities:
    (Increase) decrease in:
      Trade accounts receivable                                        (61,839)                  (72,323)
      Inventories                                                       (1,374)
      Prepaid expenses                                                 (10,506)
      Deposits                                                            (939)
  Increase (decrease) in:
      Payroll taxes payable                                              46,004
      Accounts payable, trade                                           101,267                  (11,041)
      Loan payable, officer                                            (71,640)                   (8,356)
      Accrued expenses                                                  (1,727)                   (1,109)
  Net cash provided by (used in) operating activities                $  105,909               $  (12,709)
Cash flow from investing activities:
  Capital expenditures                                               $ (203,387)              $  (10,194)
  Net cash used in investing activities                              $ (203,387)              $  (10,194)

                See accompanying notes to financial statements

                                 J.A.M., INC.
                           Statements of Cash Flows
                    For the Nine-Month Interim Period Ended
       September 30, 1996 with Comparative Amounts to September 30, 1995
    ______________________________________________________________________


                                                                        NINE                      NINE
                                                                        MONTHS                    MONTHS
                                                                        ENDED                     ENDED
                                                                        9/30/96                   9/30/95
                                                                        (UNAUDITED)               (UNAUDITED)
Cash flow from financing activities:
  Net borrowings (repayment) on demand note                        $    (40,000)              $   18,782
  Net borrowings on long-term debt                                       20,831
                                                                                                       -
  Net borrowings on capital lease obligations                           115,799
                                                                                                       -
  Net cash provided by financing activities                        $     96,630               $   18,782
          Net increase (decrease) in cash                          $      (848)               $   (4,121)
Cash and cash equivalents at beginning of period                          4,705                    5,703
Cash and cash equivalents at end of period                         $      3,857               $    1,582
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $     12,879               $   16,203
    Income taxes                                                   $          -               $        -

                See accompanying notes to financial statements

                                 J.A.M., INC.
                         Notes to Financial Statements
                          September 30, 1996 and 1995


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS

Net sales for the third quarter 1996 increased 11% from the same period in 1995 to $512,734. This
$51,249 increase from $461,485 for the comparable 1995 quarter was due to increase of new sales to customers.

At the end of the third quarter of 1996, the Company had a backlog of $280,000
compared to a $300,000 backlog in 1995.   The Company realizes the revenues
generated in the third quarter, 1996 must be maintained in order to have sufficient backlog to sustain operations.

Net deficit for the third quarter of 1996 totaled $(94,603) compared to earnings of $69,366 for the respective 1995 quarter. This $(163,969) decrease in earnings was largely due to overruns for projects and expansion of operation and development personnel. The Company was also preparing for integration of development facilities.


LIQUIDITY

A deficit of $(94,603) for the third quarter of 1996 decreased the Company's equity to $(105,188), compared to $(322,191) as of September 30, 1995.  At September 30, 1996, the
Company did not have any working capital.   Cash on hand  totaled $3,857.  Net
trade receivables, less allowance for doubtful accounts of $1,797, totaled $349,965 at the end of the third quarter.

The Company plans to renegotiate with a financial institution for an increase in funding for an additional line of credit to finance on-going workload.

The Company President personally guaranteed approximately $130,000 on a capital lease to refinance equipment purchases and additional moneys for hardware development.

                          PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

        See Exhibit Index.

         (b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     J.A.M., INC.
                                                     (Registrant)



Dated:  November 11, 1996                       By: /s/ John A.Marszalek
                                                        President, Chief
                                                        Executive and
                                                        Financial Officer

                EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION             LOCATION

11      STATEMENT RE COMPUTATION OF     SEE NOTE 2 TO THE NOTES TO THE
        PER SHARE EARNINGS              FINANCIAL STATEMENTS FILED
                                        HEREWITH


27      FINANCIAL DATA SCHEDULE         FILED ONLY WITH EDGAR FILING,
                                        PER REG.S-K, RULE 601(c)(1)(v)